Form 10-Q
period 2017-10-31
LHI Acquisition Corp
filed 2017-12-15
CIK 1711438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2017

Commission File Number 000-55829

LHI ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	82-2068453
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

332 North Henry Street, Williamsburg, Virginia, 23185

(Address of principal executive offices) (Zip Code)

(757) 345-3375

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 14, 2017, there were 20,000,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LHI ACQUISTION CORPORATION

FINANCIAL STATEMENTS

October 31, 2017

LHI ACQUISTION CORPORATION

CONDENSED BALANCE SHEET

	October 31,	July 31,
	2017	2017
	(Unaudited)
ASSETS
Current assets
Cash	$—	$—

Total assets	$—	$—

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities
Accounts Payable – Related Party	$5,347	$602
Total liabilities	5,347	602

Commitments and contingencies
Stockholder’s Deficit
Preferred Stock; $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock; $0.0001 par value, 500,000,000 shares authorized; 20,000,000 shares issued and outstanding	2,000	2,000
Additional Paid-in Capital	(1,000)	(1,000)
Accumulated Deficit	(6,347)	(1,602)
Total stockholder’s deficit	(5,347)	(602)
Total liabilities and stockholder’s deficit	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

3

LHI ACQUISTION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three months ended, October 31, 2017
(Unaudited)

REVENUE	$-

OPERATING EXPENSES
Selling, general, and administrative expense	4,745

TOTAL OPERATING EXPENSES	4,745

Net loss	$(4,745)

Loss per share - basic and diluted	$0

Weighted average shares - basic and diluted	20,000,000

The accompanying notes are an integral part of these condensed financial statements.

LHI ACQUISTION CORPORATION

CONDENSED STATEMENT OF CASH FLOW

(UNAUDITED)

For the three months ended
October 31, 2017

OPERATING ACTIVITIES
Net Loss	$(4,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party	4,745
Cash from operating activities	—

FINANCING ACTIVITIES
Proceeds from issuance of common stock	—
Payments to related party	—
Cash from financing activities	—

Net Change in cash	—

Cash, beginning of period	—

Cash, end of period	$—

The accompanying notes are an integral part of these condensed financial statements.

LHI ACQUISTION CORPORATION NOTES TO CONDENSED FINANCIAL STATEMENTS OCTOBER 31, 2017 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

LHI ACQUISITION CORPORATION (“LHI Acquisition” or “the Company”) was incorporated on July 17, 2017 under the laws of the State of Nevada to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company’s operations to date have been limited to issuing shares to its original shareholder. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements.

In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included on the Company’s Form 10, for the year ended July 31, 2017. Interim results of operations for the three months ended October 31, 2017 are not necessarily indicative of future results for the full year.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. As of October 31, 2017 the company had no cash.

INCOME TAXES

Under ASC 740, “Income Taxes”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of October 31, 2017, there were no deferred taxes.

LHI ACQUISTION CORPORATION NOTES TO CONDENSED FINANCIAL STATEMENTS OCTOBER 31, 2017 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS (continued)

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of October 31, 2017, the Company had no potentially dilutive shares.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short-term maturities

RECENT ACCOUNTING PRONOUCEMENTS

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 2 - GOING CONCERN

The Company has had no revenue since its inception on July 17, 2017. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholder, the ability of the Company to obtain necessary equity financing to continue operations, or successfully locating and negotiating with a business entity for the combination of that target company with the Company.

Ludvik Holdings, Inc., the company’s sole shareholder, will pay all expenses incurred by the Company until a business combination is effected. There is no assurance that the Company will ever be profitable.

NOTE 3 – STOCKHOLDER’S EQUITY

The Company is authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of October 31, 2017, 20,000,000 shares of common stock and no shares of preferred stock were issued and outstanding.

On July 17, 2017, the Company issued 20,000,000 common shares to Ludvik Holdings, Inc. for a total of $1,000 in cash.

LHI ACQUISTION CORPORATION NOTES TO CONDENSED FINANCIAL STATEMENTS OCTOBER 31, 2017 (Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

Ludvik Holdings, Inc.(“Ludvik”), the company’s sole shareholder, will pay all expenses incurred by the Company until a business combination is effected. The Company has no formal agreement or understanding with Ludvik. There is no obligation from Ludvik to provide any financing, consulting, finder or other services to the Company and there can be no assurances that any financing or other services will be provided by Ludvik.

During the period ended October 31, 2017, Ludvik paid expenses of $4,745 on behalf of the Company. The total amount due to Ludvik as of October 31, 2017, was $5,347.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of this Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Results of Operations

The Company has not conducted any active operations since inception. No revenue has been generated by the Company from July 17, 2017 (Inception) to October 31, 2017. It is unlikely the Company will have any revenues until it commences operations, the date of such commencement at this time being uncertain. There is no guarantee that the Company will ever commence operations. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to commence operations consistent with its business plan.

For the three month period ended October 31, 2017 we had no revenue. Expenses for the three month period ended October 31, 2017 totaled $4,745, resulting in a net loss of $4,745. The net loss for the three month period ended October 31, 2017 is comprised of legal and professional fees of $4,745.

Liquidity and Capital Resources

The Company has had no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company has not generated revenues and has no income or cash flows from operations since inception. Registrant has sustained losses to date and will, in all likelihood, continue to sustain expenses without corresponding revenues, at least until the consummation of a business combination.

The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiating with a business entity for the combination of that target company with the Company. Ludvik Holdings, Inc., a company affiliated with management, will pay all expenses incurred by the Company until a business combination is effected, without repayment, although no loan agreement or other contract has been entered into regarding such payment by Ludvik Holdings, Inc.

As of October 31, 2017, the Company had a total of $-0- in assets and $5,347 in liabilities. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended October 31, 2017.

Three months ended October 31, 2017

Net Cash (Used in) Operating Activities	$-
Net Cash (Used in) Investing Activities	-
Net Cash Provided by Financing Activities	$-
Net Increase (Decrease) in Cash and Cash Equivalents	-

Off-balance sheet arrangements

The company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, as of October 31, 2017, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mining Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	Interactive data files pursuant to Rule 405 of Regulation S-T

__________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LHI ACQUISTION CORPORATION (Registrant)

Date: December 14, 2017	By:	/s/ Frank Kristan
Frank Kristan
President

