Form 10-Q
period 2018-04-30
LHI Acquisition Corp
filed 2018-06-13
CIK 1711438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, emerging growth company, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “emerging growth company,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of June 13, 2018, there were 20,000,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LHI ACQUISTION CORPORATION

FINANCIAL STATEMENTS

April 30, 2018

NOTES TO FINANCIAL STATEMENTS	7

LHI ACQUISTION CORPORATION

CONDENSED BALANCE SHEETS

	April 30,	July 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash	$—	$—

Total assets	$—	$—

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities
Accounts Payable – Related Party	$9,684	$602
Total liabilities	9,684	602

Commitments and contingencies	—	—
Stockholder’s Deficit
Preferred Stock; $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock; $0.0001 par value, 500,000,000 shares authorized; 20,000,000 shares issued and outstanding	2,000	2,000
Additional Paid-in Capital	(1,000)	(1,000)
Accumulated Deficit	(10,684)	(1,602)
Total stockholder’s deficit	(9,684)	(602)
Total liabilities and stockholder’s deficit	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

LHI ACQUISTION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months	For the nine months
	ended April 30, 2018	ended April 30, 2018

REVENUE	$—	$—

OPERATING EXPENSES
Selling, general, and administrative expense	2,161	9,082

TOTAL OPERATING EXPENSES	2,161	9,082

Net loss	$(2,161)	$(9,082)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	20,000,000	20,000,000

The accompanying notes are an integral part of these condensed financial statements.

LHI ACQUISTION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

For the nine months
ended April 30, 2018

OPERATING ACTIVITIES
Net loss	$(9,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party	9,082
Cash from operating activities	—

FINANCING ACTIVITIES
Proceeds from issuance of common stock	—
Payments to related party	—

Cash from financing activities	—

Net Change in cash	—

Cash, beginning of period	—

Cash, end of period	$—

The accompanying notes are an integral part of these condensed financial statements.

LHI ACQUISTION CORPORATION NOTES TO CONDENSED FINANCIAL STATEMENTS APRIL 30, 2018 (Unaudited)

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

In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included on the Company’s Form 10, for the year ended July 31, 2017. Interim results of operations for the three and nine months ended April 30, 2018, are not necessarily indicative of future results for the full year.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. As of April 30, 2018, the company had no cash.

INCOME TAXES

Under ASC 740, “Income Taxes”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of April 30, 2018, there were no deferred taxes.

LHI ACQUISTION CORPORATION NOTES TO CONDENSED FINANCIAL STATEMENTS APRIL 30, 2018 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS (continued)

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of April 30, 2018, the Company has no potentially dilutive shares.

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

NOTE 3 – STOCKHOLDER’S EQUITY

The Company is authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of April 30, 2018, 20,000,000 shares of common stock and no shares of preferred stock were issued and outstanding.

On July 17, 2017, the Company issued 20,000,000 common shares to Ludvik Holdings, Inc. for a total of $1,000 in cash.

LHI ACQUISTION CORPORATION NOTES TO CONDENSED FINANCIAL STATEMENTS APRIL 30, 2018 (Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

Ludvik Holdings, Inc.(“Ludvik”), the company’s sole shareholder, will pay all expenses incurred by the Company until a business combination is completed. The Company has no formal agreement or understanding with Ludvik. There is no obligation from Ludvik to provide any financing, consulting, finder or other services to the Company and there can be no assurances that any financing or other services will be provided by Ludvik.

During the three and nine-month periods ended April 30, 2018, Ludvik paid expenses of $2,161 and $9,082, respectively, on behalf of the Company. The total amount payable to Ludvik as of April 30, 2018 was $9,684.

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

Results of Operations

The Company has not conducted any active operations since inception. No revenue has been generated by the Company from July 17, 2017 (Inception) to April 30, 2018. It is unlikely the Company will have any revenues until it commences operations, the date of such commencement at this time being uncertain. There is no guarantee that the Company will ever commence operations. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to commence operations consistent with its business plan.

For the three month period ended April 30, 2018 we had no revenue. Expenses for the three month period ended April 30, 2018 totaled $2,161, resulting in a net loss of $2,161. The net loss for the three month period ended April 30, 2018 is comprised of legal and professional fees of $2,161.

For the nine month period ended April 30, 2018 we had no revenue. Expenses for the nine month period ended April 30, 2018 totaled $9,082, resulting in a net loss of $9,082. The net loss for the nine month period ended April 30, 2018 is comprised of legal and professional fees of $9,082.

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

As of April 30, 2018, the Company had a total of $ -0- in assets and $ 9,684 liabilities. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities from July 17, 2017 (Inception) through April 30, 2018.

From Inception July 17, 2017 through April 30, 2018

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded as of April 30, 2018, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

_________

*	Included in Exhibit 31.1
**	Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LHI ACQUISTION CORPORATION (Registrant)

Date: June 13, 2018	By:	/s/ Frank Kristan
Frank Kristan
President

