Form 10-K
period 2018-07-31
LHI Acquisition Corp
filed 2019-01-29
CIK 1711438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended July 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from _______ to ________

Commission File No. 333-216292

LHI ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	82-2068453
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

332 North Henry Street, Williamsburg, Virginia, 23185

(Address of principal executive offices, Zip Code)

(757) 345-3375

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common stock,

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes No ☐

The market value of the voting and non-voting common equity held by non-affiliates, as of January 31, 2018, was $0.

(APPLICABLE ONLY TO CORPORATE RETISTRANTS)

As of January 29, 2019, the Company has 20,000,000 shares of common stock issued and outstanding

LHI ACQUISITION CORPORATION INC.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “LHI Acquisition Corporation.”, “we,” “us,” “our,” “our Company,”

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

ITEM 1. BUSINESS

 (a) Business Development

LHI Acquisition Corporation (“we”, “us”, “our”, the "Company" or the "Registrant") was incorporated in the State of Nevada on July 17, 2017. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. We are an “emerging growth company” EGC that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act (“the Act”), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commission’s (SEC’s) reporting and disclosure rules (See Emerging Growth Companies Section Below) and have selected December 31 as its fiscal year end.

(b) Business of Issuer

The Company, based on proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Mr. Kristan the president and director of the Company is also the president and director of Ludvik Holdings, Inc (“Ludvik”). LHI Acquisition Corporation’s sole primary source of funding is Ludvik Holdings, Inc. in becoming a public reporting company and with introductions to the financial community. To become a public company, Ludvik Holdings, Inc. may recommend that a company file a registration statement, most likely on Form S-1, or alternatively that a company first effect a business combination with Registrant and then subsequently file a registration statement. A company may choose to effect a business combination with Registrant before filing a registration statement as such method may be an effective way to obtain exposure to the brokerage community.

Ludvik Holdings, Inc. will typically enter into an agreement with the target company for assisting it to become a public reporting company and for the preparation and filing of a registration statement and the introduction to brokers and market makers. The Company will only be used as part of such process and is not offered for sale. If the target company chooses to enter into business combination with the Company, the registration statement will be prepared after such business combination. The terms of a business combination may provide for redemption of all or part of their stock in the Company, usually at par. Transactions related to any resales of the Registrant’s securities by Ludvik Holdings, Inc. or an affiliate of Registrant to any consultants would be subject to the restrictions of Rule 144(i).

The analysis of new business opportunities will be undertaken by or under the supervision of Frank Kristan. Mr Kristan is the sole officer and director of the Registrant. As of this date the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. LHI Acquisition Corporation may enter into agreements with consultants to assist it in locating a target company and may share stock received by it or an affiliate in the Company with or grant options on such stock to, such referring consultants and may make payment to such consultants from its own resources. There is no minimum or maximum amount of stock, options, or cash that LHI Acquisition Corporation may grant or pay to such consultants. Ludvik Holdings, Inc. is solely responsible for the costs and expenses of its activities in seeking a potential target company, including any agreements with consultants and the Company has no obligation to pay any costs incurred or negotiated by LUDVIK, Inc. LUDVIK has not offered any stock or cash compensation in any prior blank check business combinations.

The Company’s officers and directors will seek to locate a target company. It is anticipated that those officers and directors will attempt to locate target companies through the use of contacts and introductions from persons known to them. LHI Acquisition Corporation may utilize consultants in the business and financial communities known to them for referrals of potential target companies.

In the evaluation of potential target companies the Company will ensure that the target company has the necessary cash resources to meet per determined obligations that may be different from time to time to become a public company and continue reporting as required by the SEC. These obligations include compensation to be received by Ludvik Holdings, Inc., Mr Kristan, other affiliates, the company, for services mentioned in the first paragraph of page four, ongoing legal fees, consulting fees, audit fees and filing fees. The financial capabilities of the target company may affect the decisions of a business combination for blank check companies. Mr Kristan will make the decision to precede with a business combination with the Registrant.

 ITEM 1A. RISK FACTORS

The business of LHI Acquisition Corporation is subject to numerous risk factors, including the following:

The Company has neither operating history nor revenue, with minimal assets, and operates at a loss and its continuation as a going concern is dependent upon support from its stockholders or obtaining additional capital.

The Company has had no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. As of July 31, 2018, the Company has not generated revenues and has no income or cash flows from operations since inception. The Registrant has sustained losses to date and will, in all likelihood, continue to sustain expenses without corresponding revenues, at least until the consummation of a business combination.

The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiate with a business entity for the combination of that target company with Registrant. Ludvik Holdings, Inc. a company affiliated with management, will pay all expenses incurred by the Company until a business combination is effected, without repayment and no loan agreement or other contract has been entered into regarding such payment by Ludvik Holdings, Inc. There is no assurance that the Company will ever be profitable.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the year ended July 31, 2018, were prepared assuming that we will continue our operations as a going concern. We were incorporated on July 17, 2017 and do not have a history of earnings. As a result, our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Opt-in right for emerging growth company

The Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows the Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

The nature of our operation is highly speculative and our success will depend to a great extent on the operations, financial condition and management of any business we acquire, and, accordingly, even if we complete an acquisition, there is a consequent risk of loss of your investment.

The nature of our operations is highly speculative and the success of our plan of operation will depend to a great extent on the operations, financial condition and management of an identified business opportunity. We cannot assure you that we will be successful in locating candidates with established operating histories. In the event we complete a business combination with a privately held company, the success of our operations may be dependent upon management of the successor firm and numerous other factors beyond our control. Accordingly, even if we complete an acquisition, there is a risk of loss of your investment.

Conflicts of interest between the Company and its officer and director may impede the operational ability of the Company.

Our sole officer and director is engaged in outside business activities, which may result in a conflict of interest in allocating his time between our operations and his other business activities. We do not intend to have any full-time employees prior to the consummation of a business combination. If our sole officer and director's other business affairs requires him to devote more substantial amounts of time to such affairs, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.

Mr Kristan, the sole officer and director of the Company, participates in other business ventures, which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future. The terms of a business combination may include such terms as Ludvik Holdings, Inc. providing services to the Company after a business combination. Such services may include the preparation and filing of a registration statement or financial consulting services to allow the public trading of the Company's securities and the introduction to brokers and market makers. Such benefits may influence Mr Kristan’s choice of a target company.

As a result, conflicts of interest may arise that can be resolved only through Mr Kristan’s exercise of such judgment as is consistent with his fiduciary duties to the Company and he is legally required to make the decision based upon the best interests of the Company and the Company's other shareholders, rather than his own personal pecuniary benefit.

Our business is difficult to evaluate because we have no operating history.

As the Company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. Ludvik Holdings, Inc., a company affiliated with management, will pay all expenses incurred by the Company until a business combination is effected, without repayment and no loan agreement or other contract has been entered into regarding such payment by Ludvik Holdings, Inc. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities, which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

We are an emerging growth stage company, and our future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

We were incorporated on July 17, 2017 and are considered to be in the emerging growth stage. The nature of our operations is highly speculative, and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While Mr Kristan intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

The Company has no existing agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Mr Kristan or LHI Acquisition Corporation has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Mr Kristan intends to devote only a limited amount of time to seeking a target company, which may adversely impact our ability to identify a suitable acquisition candidate.

We presently have no employees apart from Mr Kristan who is our sole officer and director. Therefore, only a limited amount of time may be spent seeking a suitable acquisition candidate.

The current difficult economic climate may affect our ability to pursue a successful business combination.

Current economic and financial conditions are volatile. Business and consumer concerns over the economy, geopolitical issues, the availability and cost of credit, the U.S. financial markets and the national debt have contributed to this volatility. These factors, combined with declining and failing businesses, reduced consumer confidence and increased unemployment, have caused a global slow-down. We cannot accurately predict how long these current economic conditions will persist; whether the economy will deteriorate further and how we will be affected.

There is no assurance that the Company will ever be profitable.

The Company has no operations nor does it currently engage in any business activities generating revenues. The Company's principal business objective for the following 12 months is to achieve a business combination with a target company.

The Company anticipates that during the 12 months following the date of this registration statement, it will incur costs related to (i) filing reports as required by the Securities Exchange Act of 1934, including accounting fee and (ii) payment of annual corporate fees. It is anticipated that such expenses will not exceed $10,000 although Ludvik Holdings, Inc. has not set a limit on the amount of expenses it will pay on behalf of the Company. Ludvik Holdings, Inc. will pay all expenses incurred by the Company until a business combination is effected, without repayment and no loan agreement or other contract has been entered into regarding such payment by Ludvik Holdings, Inc.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation, which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations, which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There is currently no trading market for our common stock, and liquidity of shares of our common stock is limited.

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act. Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of our common stock including shares issued to Ludvik Holdings, Inc. cannot be sold before or after an acquisition under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act (“Rule 144”) so long as the Company is designated a “shell company” and for 12 months after it ceases to be a “shell company”, provided the Company otherwise is in compliance with the applicable rules and regulations. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

There are issues impacting liquidity of our securities with respect to the SEC’s review of a future resale registration statement.

Since our shares of common stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a registration statement on Form S-1, or some other available form, to register for resale such shares of common stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of common stock.

In addition, the SEC has developed internal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer does not qualify to file a Registration Statement on Form S-3 to register its securities. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act (“Rule 415”), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer. It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have little or no tradable shares of common stock, it is unclear as to how many, if any, shares of common stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of common stock to be registered in such registration statement. The result of the foregoing is that a stockholder’s liquidity in our common stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

We have never paid dividends on our common stock.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no revenue unless and until we merge with or acquire an operating business.

We have had no revenue from operations. We may not realize any revenue unless and until we successfully merge with or acquire an operating business.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Articles of Incorporation authorize the issuance of a maximum of 500,000,000 shares of common stock and 20,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities, not exceeding 500,000,000, with majority stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

 Our sole stockholder may engage in a transaction to cause the Company to repurchase its shares of common stock.

In order to provide an interest in the Company to a third party, our stockholder, Ludvik Holdings, Inc. and our sole officer and director, Mr Kristan may choose to cause the Company to sell Company securities to one or more third parties, with the proceeds of such sale(s) being utilized by the Company to repurchase shares of common stock held by it. As a result of such transaction, our management, principal stockholder(s) and Board of Directors may change. Management is likely to change if the Company uses the same structure as previous transactions undertaken by Mr Kristan. Once the business combination is completed the Company may enter into a consulting agreement with Ludvik Holdings, Inc. that may include stock options that could be repurchased by the company affecting only those shares issued to Ludvik Holdings, Inc.

The Company has conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

The Company has not conducted market research concerning prospective business opportunities, nor have others made the results of such market research available to the Company. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Mr Kristan has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote, or approval of our stockholders.

Because we may seek to complete a business combination through a “reverse merger”, following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. Furthermore, The NASDAQ Stock Market, New York Stock Exchange and NYSE Amex have adopted additional initial listing requirements for companies that go public through a reverse merger or similar transaction (“Reverse Merger companies”) to become exchange listed. Specifically, the new requirements would prohibit a Reverse Merger company from listing its shares on all three major U.S. stock exchanges until:

The additional listing requirements would not apply to a Reverse Merger company’s listing application if (i) the listing is in connection with a firm commitment underwritten public offering providing gross proceeds to the company of at least $40 million or (ii) the reverse merger occurred five or more years before applying to list so that at least four annual reports on Form 10-K with audited historical financial information have been filed by the company with the SEC following the one-year trading period. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

Possible classification as a penny stock.

In the event that a public market develops for the securities of Company following a business combination, such securities may be classified as a penny stock depending upon their market price and the manner in which they are traded. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock", for purposes relevant to Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on the NASDAQ Capital Market or on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require delivery by the broker of a document to investors stating the risks of investment in penny stocks, the possible lack of liquidity, commissions to be paid, current quotation and investors' rights and remedies, a special suitability inquiry, regular reporting to the investor and other requirements.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange.

After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Trading of Securities in Secondary Market

Following a business combination, a target company will normally wish to cause the Company's common stock to trade in one or more United States securities markets. The target company may elect to take the steps required for such admission to quotation following the business combination or at some later time. Such steps will normally involve filing a registration statement under the Securities Act. Such registration statement may include securities held by current shareholders or offered by the Company, including warrants, shares underlying warrants, and debt securities.

In order to qualify for listing on the NASDAQ Capital Market, a company must have at least (i) net tangible assets of $4,000,000 or market capitalization of $50,000,000 or net income for two of the last three years of $750,000; (ii) public float of 1,000,000 shares with a market value of $5,000,000; (iii) a bid price of $4.00; (iv) three market makers; (v) 300 round-lot shareholders and (vi) an operating history of one year or, if less than one year, $50,000,000 in market capitalization. For continued listing on the NASDAQ Capital Market, a company must have at least (i) net tangible assets of $2,000,000 or market capitalization of $35,000,000 or net income for two of the last three years of $500,000; (ii) a public float of 500,000 shares with a market value of $1,000,000; (iii) a bid price of $1.00; (iv) two market makers; and (v) 300 round-lot shareholders. Furthermore, the NASDAQ Stock Market, New York Stock Exchange and NYSE Amex have adopted additional initial listing requirements for companies that go public through a reverse merger or similar transaction (“Reverse Merger companies”) to become exchange listed. Specifically, requirements would prohibit a Reverse Merger company from listing its shares on all three major U.S. stock exchanges until:

•	The Company (i) has completed a one-year pre-listing “seasoning period” by trading in the U.S. over-the-counter market or on another regulated U.S. or foreign exchange following the reverse merger and (ii) has timely filed all required reports with the SEC (essentially requiring at least one full fiscal year of the Reverse Merger company’s periodic reports, including a Form 10-K with audited historical financial statements), and

•	The Company has maintained the requisite minimum share price ($4 in the case of NASDAQ and the New York Stock Exchange and $3 for NYSE Amex) in the over-the counter market for a sustained period, and also for at least 30 of the 60 trading days immediately prior to submitting its listing application and the exchange’s decision to approve the application for listing (to counter any temporary effect of artificial stock manipulation or a company’s reverse stock split).

The additional listing requirements would not apply to a Reverse Merger company’s listing application if (i) the listing is in connection with a firm commitment underwritten public offering providing gross proceeds to the company of at least $40 million or (ii) the reverse merger occurred five or more years before applying to list so that at least four annual reports on Form 10-K with audited historical financial information have been filed by the company with the SEC following the one-year trading period.

If, after a business combination and qualification of its securities for trading, the Company does not meet the qualifications for listing on the NASDAQ Capital Market, the Company may apply for quotation of its securities on the OTC Bulletin Board.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2. PROPERTIES

The Company does not own any real estate or other properties and has not entered into any long term lease or rental agreements for property.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or stockholder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not quoted on any trading platform and therefore no data is available for the periods ended July 31, 2018 and 2017.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Business Overview

The Company, based on proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.

"Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We have not earned any revenues to date. Our independent registered public accountant has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Results of Operations

The Company has not conducted any active operations since inception. No revenue has been generated by the Company from July 17, 2017 (Inception) to July 31, 2018. It is unlikely the Company will have any revenues until it commences operations, the date of such commencement at this time being uncertain. There is no guarantee that the Company will ever commence operations. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to commence operations consistent with its business plan.

For the year ended July 31, 2018 we had no revenue. Expenses for the year ended July 31, 2018 totaled $11,297, resulting in a net loss of $11,297. The net loss for the year ended July 31, 2018 is comprised of legal and professional fees of $11,297. This is compared to expenses and net loss of $1,602 for the period from July 17, 2017 (date of inception) to July 31, 2017. The increase is due to an increase in legal and professional fees.

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

As of July 31, 2018, the Company had a total of $ -0- in assets and $ 11,899 in liabilities. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Off-balance sheet arrangements

The company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company’s audited consolidated financial statements for the fiscal years ended July 31, 2018 and July 31, 2017, begins on page F-1 of this Annual Report on Form 10-K.

LHI ACQUISITION CORPORATION

FINANCIAL STATEMENTS

July 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of LHI Acquisition Corporation:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LHI Acquisition Corporation (“the Company”) as of July 31, 2018 and 2017, the related statements of operations, stockholder’s deficit, and cash flows for the year ended July 31, 2018 and for the period from July 17, 2017 (inception) to July 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended July 31, 2018 and for the period from July 17, 2017 (inception) to July 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2017.

Salt Lake City, UT

January 29, 2019

LHI ACQUISITION CORPORATION

BALANCE SHEETS

	July 31,	July 31,
	2018	2017

ASSETS
Current assets
Cash	$—	$—

Total assets	$—	$—

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities
Accounts payable – related party	$11,899	$602
Total liabilities	11,899	602

Commitments and contingencies	—	—

Stockholder’s Deficit
Preferred Stock; $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock; $0.0001 par value, 500,000,000 shares authorized; 20,000,000 shares issued and outstanding	2,000	2,000
Additional Paid-in Capital	(1,000)	(1,000)
Accumulated Deficit	(12,899)	(1,602)
Total stockholder’s deficit	(11,899)	(602)
Total liabilities and stockholder’s deficit	$—	$—

The accompanying notes are an integral part of these financial statements.

F-2

LHI ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For the year	July 17, 2017 (inception)
	ended	to
	July 31, 2018	July 31, 2017

REVENUE	$—	$—

OPERATING EXPENSES
Selling, general, and administrative expense	11,297	1,602

TOTAL OPERATING EXPENSES	11,297	1,602

Net loss	$(11,297)	$(1,602)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements

LHI ACQUISITION CORPORATION

STATEMENTS OF STOCKHOLDER’S DEFICIT

			Additional		Total
	Common	Stock	Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance, July 17, 2017 (inception)		$—	$—	$—	$—
Stock issued for cash	20,000,000	2,000	(1,000)	—	1,000
Net loss	—	—	—	(1,602)	(1,602)
Balance, July 31, 2017	20,000,000	$2,000	$(1,000)	$(1,602)	$(602)
Net loss	—	—	—	(11,297)	(11,297)
Balance, July 31, 2018	20,000,000	$2,000	$(1,000)	$(12,899)	$(11,899)

The accompanying notes are an integral part of these financial statements

LHI ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For the year	July 17, 2017 (inception)
	ended	to
	July 31, 2018	July 31, 2017
OPERATING ACTIVITIES
Net Loss	$(11,297)	$(1,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party	11,297	1,602
Cash from operating activities	—	—

FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	1,000
Payments to related party	—	(1,000)
Cash from financing activities	—	—

Net Change in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$—	—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

LHI ACQUISITION CORPORATION

Notes to the Financial Statements

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

LHI ACQUISITION CORPORATION ("LHI Acquisition” or “the Company”) was incorporated on July 17, 2017 under the laws of the State of Nevada to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's financial statements. Such financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying financial statements.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. As of July 31, 2018 the company has no cash.

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of July 31, 2018, there were no deferred taxes.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. The Company does not have any common stock equivalents as of July 31, 2018 or 2017.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of any recent accounting pronouncements to have a significant impact on its financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

• Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

• Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

• Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

NOTE 2 - GOING CONCERN

The Company has had no operations and no revenue or income since its inception on July 17, 2017. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

Ludvik Holdings, Inc., a company affiliated with management, will pay all expenses incurred by the Company until a business combination is effected, without repayment. There is no assurance that the Company will ever be profitable.

NOTE 3 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of July 31, 2018, 20,000,000 shares of common stock and no preferred stock were issued and outstanding. There are no preferred stock rights or privileges.

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

During the year ended July 31, 2018 and period ended July 31, 2017, Ludvik paid expenses of $11,899 and $1,602, respectively, on behalf of the Company. The total amount due to Ludvik as of July 31, 2018, was $11,899.

NOTE 5 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	July 31, 2018	July 31, 2017

Net loss before income taxes per financial statements	$(11,297)	$(1,602)
Income tax rate	21%	21%
Income tax recovery	(2,372)	(336)
Non-deductible	--	--
Valuation allowance change	2,372	336

Provision for income taxes	$–	$–

The significant component of deferred income tax assets at July 31, 2018 and July 31, 2017, is as follows:

	July 31, 2018	July 31, 2017
Net operating loss carry-forward	$2,709	$336
Valuation allowance	(2,709)	(336)

Net deferred income tax asset	$–	$–

The Tax Cuts and Jobs Act of 2017 (the Act) reduced the statutory corporate federal income tax rate from 35% to 21% beginning in 2018. The blended tax rate for 2018 considered the tax laws enacted in 2017. The tax effect of temporary differences from net operating losses (“NOL”) has been adjusted to reflect the newly enacted rate.

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management’s judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

As of July 31, 2018 and July 31, 2017, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended July 31, 2018 and July 31, 2017 and no interest or penalties have been accrued as of July 31, 2018 and July 31, 2017. As of July 31, 2018 and July 31, 2017, the Company did not have any amounts recorded pertaining to uncertain tax positions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLCOSURES

There have been no changes in or disagreements with accountants regarding our accounting, financial disclosures or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this annual report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of July 31, 2018 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s Principal Executive and Principal Financial officer and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.	Pertains to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets;

2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America and receipts and expenditures are being made in accordance with authorizations of management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As of July 31, 2018, management determined material weaknesses occurred over our internal control over financial reporting as discussed below. The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Due to these material weaknesses management concluded that our internal control over financial reporting was not effective as of July 31, 2018.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer’s last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

18

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our officers and sole director and additional information concerning them are as follows:

Name	Age	Position
Frank Kristan	60	President, Secretary, Treasurer and Director

Frank Kristan, has been the President, Secretary and sole director of the Company since its founding on July 17, 2017. Mr Kristan is the founder of Ludvik Holdings, Inc., a private corporation based in Williamsburg, Virginia, and has almost 30 years of experience in connection with the provision of debt and equity financing, mergers and public offering transactions. For the last five years, Mr Kristan was the sole officer and director of Ludvik Holdings, Inc.

The Board of Directors acts as the Audit Committee, and the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings during the last ten years that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of any of our directors or executive officers.

Potential Conflicts of Interest

Mr Kristan the sole officer and director of the Company expects to organize other companies of a similar nature and with a similar purpose. Consequently, there are potential inherent conflicts of interest. In addition, insofar as either Mr Kristan may be engaged in other business activities, he may devote only ten hours a week of time to the affairs of the Company.

19

A conflict may arise with other listed blank check companies that Mr Kristan may create and which also seek target companies. It is anticipated that target companies will be located for the Company and other blank check companies in chronological order of the date of filing of the Form 10 registration statement of such blank check companies with the Securities and Exchange Commission or, in the case of blank check companies with the same filing date, numerically.

ITEM 11. EXECUTIVE COMPENSATION

The Company’s officer and sole director have not received any cash remuneration since inception. No remuneration of any nature has been paid for on account of services rendered by a director in such capacity. Our officer and director intend to devote very limited time to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of January 8, 2019, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of common stock of the Company. Unless otherwise set forth below, each of the stockholders has an address located at Ludvik Holdings, Inc., 332 North Henry Street, Williamsburg, Va 23185.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class

Ludvik Holdings, Inc. (1)	20,000,000	(2)	100%
332 North Henry St
Williamsburg, Va 23185

Frank Kristan	0%		0%
332 North Henry St
Williamsburg, Va 23185

All Officers and Directors as a group	20,000,000	(3)	100%

 ______

(1)	Ludvik Holdings, Inc. a Virginia corporation, whose sole officer and director is Frank Kristan.

(2)	Mr Kristan is deemed the beneficial owner of these shares of common stock since he has sole voting and investment control over the shares.

(3)	Mr Kristan is President, Secretary, Treasurer and sole director of the Company.

20

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Mr. Frank Kristan is the only promoter, present or past, of LHI Acquisition Corporation Mr Kristan receives nothing, in any nature or amount, of value as promoter, nor does LHI Acquisition Corporation receive any assets, services or considerations from Mr Kristan. There are no assets acquired or to be acquired by LHI Acquisition Corporation from Mr. Frank Kristan. Presently 100% of the shares are controlled by Ludvik. Ludvik has no other relationship with the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

For the fiscal year ended July 31, 2018, audit fees were $9,500. For the period ended July 31, 2017, audit fees were $5,000.

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2018 and 2017 were pre-approved by our Board.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

21

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

LHI ACQUISITION CORPORATION

Date: January 29, 2019	By:	/s/ Frank Kristan
	Name:	Frank Kristan
	Title:	President

22

EXHIBIT INDEX

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	Interactive data files pursuant to Rule 405 of Regulation S-T

_________

*	Included in Exhibit 31.1
**	Included in Exhibit 32.1

23