Form 10-Q
period 2018-10-31
LHI Acquisition Corp
filed 2019-02-14
CIK 1711438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2018

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

As of February 12, 2019, there were 20,000,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LHI ACQUISITION CORPORATION

FINANCIAL STATEMENTS

 October 31, 2018

LHI ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	October 31,	July 31,
	2018	2018
	(Unaudited)
ASSETS
Current assets
Cash	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities
Accounts Payable – Related Party	$12,568	$11,899
Total liabilities	12,568	11,899

Commitments and contingencies	-	-
Stockholder’s Deficit
Preferred Stock; $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock; $0.0001 par value, 500,000,000 shares authorized; 20,000,000 shares issued and outstanding	2,000	2,000
Additional Paid-in Capital	(1,000)	(1,000)
Accumulated Deficit	(13,568)	(12,899)
Total stockholder’s deficit	(12,568)	(11,899)
Total liabilities and stockholder’s deficit	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

LHI ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended	Three months ended
	October 31, 2018	October 31, 2017
	(Unaudited)	(Unaudited)

REVENUE	$-	$-

OPERATING EXPENSES
Selling, general, and administrative expense	669	4,745

TOTAL OPERATING EXPENSES	669	4,745

Net loss	$(669)	$(4,745)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	20,000,000	20,000,000

The accompanying notes are an integral part of these condensed financial statements.

5

LHI ACQUISITION CORPORATION

CONDENSED STATEMENT OF STOCKHOLDER’S DEFICIT

(UNAUDITED)

			Additional		Total
		Stock	Paid-in	Accumulated	Stockholder’s
		Amount	Capital	Deficit	Deficit

Balance, July 31, 2018	20,000,000	$2,000	$(1,000)	$(12,899)	$(11,899)
Net loss	-	-	-	(669)	(669)
Balance, October 31, 2018	20,000,000	$2,000	$(1,000)	$(13,568)	$(12,568)

The accompanying notes are an integral part of these condensed financial statements.

LHI ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Three months ended	Three months ended
	October 31, 2018	October 31, 2017
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net Loss	$(669)	$(4,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party	669	4,745
Cash from operating activities	-	-

Net Change in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

LHI ACQUISITION CORPORATION NOTES TO CONDENSED FINANCIAL STATEMENTS OCTOBER 31, 2018 (Unaudited)

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

In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included on the Company’s Form 10, for the year ended July 31, 2018. Interim results of operations for the three months ended October 31, 2018, are not necessarily indicative of future results for the full year.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. As of October 31, 2018 the company had no cash.

INCOME TAXES

Under ASC 740, “Income Taxes”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of October 31, 2018, there were no deferred taxes.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of October 31, 2018 and 2017, the Company had no potentially dilutive shares.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short term maturities.

RECENT ACCOUNTING PRONOUCEMENTS

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 2 – GOING CONCERN

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

Ludvik Holdings, Inc., the company’s sole shareholder, will pay all expenses incurred by the Company until a business combination is affected. There is no assurance that the Company will ever be profitable. The Company has no formal agreement or understanding with Ludvik. There is no obligation from Ludvik to provide any financing, consulting, finder or other services to the Company and there can be no assurances that any financing or other services will be provided by Ludvik.

NOTE 3 – STOCKHOLDER’S EQUITY

The Company is authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of October 31, 2018, 20,000,000 shares of common stock and no shares of preferred stock were issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

Ludvik Holdings, Inc. (“Ludvik”), the company’s sole shareholder, will pay all expenses incurred by the Company until a business combination is effected. The Company has no formal agreement or understanding with Ludvik. There is no obligation from Ludvik to provide any financing, consulting, finder or other services to the Company and there can be no assurances that any financing or other services will be provided by Ludvik.

During the period ended October 31, 2018 and 2017, Ludvik paid expenses of $669 and $4,745, respectively, on behalf of the Company. The total amount due to Ludvik as of July 31, 2018 and October 31, 2018 was $11,899 and $12,568.

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

Results of Operations

The Company has not conducted any active operations since inception. No revenue has been generated by the Company from July 17, 2017 (Inception) to October 31, 2018. It is unlikely the Company will have any revenues until it commences operations, the date of such commencement at this time being uncertain. There is no guarantee that the Company will ever commence operations. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to commence operations consistent with its business plan.

For the three-month period ended October 31, 2018 we had no revenue. Expenses for the three-month period ended October 31, 2018 totaled $669 resulting in a net loss of $669. The net loss for the three-month period ended October 31, 2018 is comprised of legal and professional fees of $669.

For the three-month period ended October 31, 2017 we had no revenue. Expenses for the three-month period ended October 31, 2017 totaled $4,745 resulting in a net loss of $4,745. The net loss for the three-month period ended October 31, 2017 is comprised of legal and professional fees of $4,745.

The decrease of $4,076 from the prior comparable period is due to the Company incurring additional legal and professional expenses in the prior comparable period related to its Form 10 filing. There were reduced expenses incurred during the three months ended October 31, 2018 for the Company’s 10Q filings.

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

As of October 31, 2018, the Company had a total of $-0- in assets and $12,568 liabilities. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating activities for the three months ended October 31, 2018 and 2017:

	October 31, 2018	October 31, 2017
Net Cash (Used in) Operating Activities	$-	$-

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in Item 9A in Form 10K as of July 31, 2018. As of October 31, 2018, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

___________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LHI ACQUISITION CORPORATION (Registrant)

Date: February 12, 2019	By:	/s/ Frank Kristan
Frank Kristan
President

