Form 10-Q
period 2019-01-31
LHI Acquisition Corp
filed 2019-02-21
CIK 1711438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2019

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

As of February 20, 2019, there were 20,000,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LHI ACQUISTION CORPORATION

FINANCIAL STATEMENTS

 January 31, 2019

LHI ACQUISTION CORPORATION

CONDENSED BALANCE SHEETS

	January 31,	July 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets
Cash	$—	$—

Total assets	$—	$—

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities
Accounts Payable – Related Party	$19,819	$11,899
Total liabilities	$19,819	$11.899

Commitments and contingencies
Stockholder’s Deficit
Preferred Stock; $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock; $0.0001 par value, 500,000,000 shares authorized; 20,000,000 shares issued and outstanding	2,000	2,000
Additional Paid-in Capital	(1,000)	(1,000)
Accumulated Deficit	(20,819)	(12,899)
Total stockholder’s deficit	(19,819)	(11.899)
Total liabilities and stockholder’s deficit	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

LHI ACQUISTION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	January 31, 2019	January 31, 2018	January 31, 2019	January 31, 2018

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES
Selling, general, and administrative expense	7,251	2,176	7,920	6,921

TOTAL OPERATING EXPENSES	7,251	2,176	7,920	6,921

Net loss	$(7,251)	$(2,176)	$(7,920)	$(6,921)

Loss per share - basic and diluted	$0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	20,000,000	20,000,000	20,000,000	20,000,000

The accompanying notes are an integral part of these condensed financial statements.

5

LHI ACQUISTION CORPORATION

CONDENSED STATEMENT OF STOCKHOLDER’S DEFICIT

(UNAUDITED)

			Additional		Total
	Common	Stock	Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit

Balance, July 31, 2018	20,000,000	$2,000	$(1,000)	$(12,899)	$(11,899)
Net loss	—	—	—	(7,920)	(7,920)
Balance, January 31, 2019	20,000,000	$2,000	$(1,000)	$(20,819)	$(19,819)

The accompanying notes are an integral part of these condensed financial statements.

LHI ACQUISTION CORPORATION

CONDENSED STATEMENTS OF CASH FLOW

(UNAUDITED)

	For the six	For the six
	months ended	months ended
	January 31,	January 31,
	2019	2018

OPERATING ACTIVITIES
Net Loss	(7,920)	(6,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party	7,920	6,921
Cash from operating activities	—	—

Net Change in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

LHI ACQUISTION CORPORATION NOTES TO CONDENSED FINANCIAL STATEMENTS JANUARY 31, 2019 (Unaudited)

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

In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included on the Company’s Form 10, for the year ended July 31, 2018. Interim results of operations for the three and six months ended January 31, 2019, are not necessarily indicative of future results for the full year.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. As of January 31, 2019 the company had no cash.

INCOME TAXES

Under ASC 740, “Income Taxes”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of January 31, 2019, there were no deferred taxes.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of January 31, 2019 and 2018, the Company had no potentially dilutive shares.

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

NOTE 3 – STOCKHOLDER’S EQUITY

The Company is authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of January 31, 2019, 20,000,000 shares of common stock and no shares of preferred stock were issued and outstanding.

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

During the three month period ended January 31, 2019 and the six months ending January 31, 2019, Ludvik paid expenses of $7,251 and $7,920, respectively, on behalf of the Company. The total amount due to Ludvik as of July 31, 2018 and January 31, 2019 was $11,899 and $19,819.

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

Results of Operations

The Company has not conducted any active operations since inception. No revenue has been generated by the Company from July 17, 2017 (Inception) to January 31, 2019. It is unlikely the Company will have any revenues until it commences operations, the date of such commencement at this time being uncertain. There is no guarantee that the Company will ever commence operations. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to commence operations consistent with its business plan.

For the three-month period ended January 31, 2019 we had no revenue. Expenses for the three-month period ended January 31, 2019 totaled $7,251 resulting in a net loss of $7,251. The net loss for the three-month period ended January 31, 2019 is comprised of legal and professional fees of $7,251. The increase was due to auditing and filing fees.

For the three-month period ended January 31, 2018 we had no revenue. Expenses for the three-month period ended January 31, 2018 totaled $2,176 resulting in a net loss of $2,176. The net loss for the three-month period ended January 31, 2018 is comprised of legal and professional fees of $2,176.

For the six-month period ended January 31, 2019 we had no revenue. Expenses for the six-month period ended January 31, 2019 totaled $7,920 resulting in a net loss of $7,920. The net loss for the six-month period ended January 31, 2019 is comprised of legal and professional fees of $7,920. The increase was due to additional filing fees.

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

As of January 31, 2019, the Company had a total of $ -0- in assets and $19,819 in liabilities. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in Item 9A in Form 10K as of July 31, 2018. As of January 31, 2019, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended January 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

____________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LHI ACQUISTION CORPORATION (Registrant)

Date: February 20, 2019	By:	/s/ Frank Kristan
Frank Kristan
President

